Form 10QSB
period 2007-06-30
CHATSWORTH ACQUISITIONS II INC
filed 2007-08-14
CIK 1372617

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52181

Chatsworth Acquisitions II, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-3720961
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o DAS Consulting LLC
56 Pine Street, #11F
New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 212-750-3355
Issuer’s facsimile number: 212-504-3015

No Change

(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,000,000 shares of common stock, par value $.001 per share, outstanding as of August 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

CHATSWORTH ACQUISITIONS II, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheet as of June 30, 2007 (unaudited)	F-1

Statements of Operations for the Three Months Ended June 30, 2007 and 2006	F-2
and for the Period from Inception (July 22, 2005) to June 30, 2007
(unaudited)

Statements of Cash Flows for the Three Months Ended June 30, 2007 and 2006	F-3
and for the Period from Inception (July 22, 2005) to June 30, 2007
(unaudited)

Notes to Financial Statements	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chatsworth Acquisitions II, Inc.
(A Development Stage Company)
Balance Sheet
June 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$478
Total current assets	478

TOTAL ASSETS	$478

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Advance from shareholder	$14,498
Accounts Payable	3,336
Total current liabilities	17,834

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000
shares authorized; 0 shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000
shares authorized; 1,000,000 shares issued and outstanding	1,000
Additional paid-in capital	13,500
Deficit accumulated during the development
stage	(31,856)

Total stockholders' equity (deficit)	(17,356)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$478

See accompanying notes to Financial Statements.

Chatsworth Acquisitions II, Inc.
(A Development Stage Company)
Statements of Operations
June 30, 2007

			For the period
	For the three	For the three	from inception
	months ended	months ended	(July 22, 2005)
	June 30, 2007	June 30, 2006	to June 30, 2007

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative	2,731	2,187	31,856

NET LOSS	$(2,731)	$(2,187)	$(31,856)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000

See accompanying notes to Financial Statements.

Chatsworth Acquisitions II, Inc.
(A Development Stage Company)
Statements of Cash Flows
June 30, 2007

			For the period
	For the three	For the three	from inception
	months ended	months ended	(July 22, 2005)
	June 30, 2007	June 30, 2006	to 6/30/2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,731)	$(2,187)	$(31,856)
Adjustments to reconcile
net loss to net cash flows
from operating activities:	-	-	-
Increase (decrease) in accounts payable	2,731	-	3,336

Net cash flows from operating activities	-	(2,187)	(28,520)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	-	2,000
Advance from shareholder	-	2,187	14,498
Issuance of common stock	-	-	12,500

Net cash flows from financing activities	-	2,187	28,998

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	-	-	478

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	478	2,000	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$478	$2,000	$478

See accompanying notes to Financial Statements.

Chatsworth Acquisitions II, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

1. Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by Chatsworth Acquisitions II, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Chatsworth Acquisitions II, Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since July 22, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

1

Item 5. Other Information.

On July 24, 2007, the Company sold 500,000 shares of common stock, par value $.001 per share (the “Common Stock”) to Frank L. Kramer. Mr. Kramer purchased his shares of Common Stock for an aggregate purchase price equal to $6,250. On July 25, 2007, the Company sold 500,000 shares of Common Stock to Philip Berman, for an aggregate purchase price equal to $6,250. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). As of the date hereof, the Company has 2,000,000 shares of Common Stock issued and outstanding.

All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2005.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 14, 2006, and incorporated herein by this reference.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007         CHATSWORTH ACQUISITIONS II, INC.

By: /s/ Deborah A. Salerno
Name: Deborah A. Salerno
Title: President

3