Form 10QSB
period 2007-12-31
CHATSWORTH ACQUISITIONS II INC
filed 2008-03-17
CIK 1372617

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,000,000 shares of common stock, par value $.001 per share, outstanding as of March 17, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CHATSWORTH ACQUISITIONS II, INC.

- INDEX -

Page
PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheet as of December 31, 2007 (unaudited)	F-1

Statements of Operations for the Three and Nine Months Ended December 31, 2007 and 2006 and for the Period from Inception (July 22, 2005) to December 31, 2007 (unaudited)	F-2

Statements of Cash Flows for the Nine Months Ended December 31, 2007 and 2006 and for the Period from Inception (July 22, 2005) to December 31, 2007 (unaudited)	F-3

Notes to Financial Statements	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	3

Signatures	4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Chatsworth Acquisitions II, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,056
Due from affiliate	$175
Total current assets	11,231

TOTAL ASSETS	$11,231

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Advance from shareholder	$9,489
Accounts Payable	1,634
Total current liabilities	11,123

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000
Additional paid-in capital	54,000
Deficit accumulated during the development stage	(56,892)

Total stockholders' equity (deficit)	108

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,231

See accompanying notes to Financial Statements.

Chatsworth Acquisitions II, Inc.
(A Development Stage Company)
Statements of Operations
December 31, 2007

	For the three months ended December 31, 2007	For the three months ended December 31, 2006	For the nine months ended December 31, 2007	For the nine months ended December 31, 2006	For the period from inception (July 22, 2005) to December 31, 2007

REVENUES	$82	$-	$82	$-	$82

EXPENSES
Selling, general and administrative	18,482	1,343	27,849	16,030	56,974

NET LOSS	$(18,400)	$(1,343)	$(27,767)	$(16,030)	$(56,892)

NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,054,348	1,000,000	1,643,636	1,000,000	1,198,430

See accompanying notes to Financial Statements.

Chatsworth Acquisitions II, Inc.
(A Development Stage Company)
Statements of Cash Flows
December 31, 2007

	For the nine months ended December 31, 2007	For the nine months ended December 31, 2006	For the period from inception (July 22, 2005) to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,767)	$(16,030)	$(56,892)
Adjustments to reconcile net loss to net cash flows from operating activities:
(Increase) decrease in due from affiliate	(175)		(175)
Increase (decrease) in accounts payable	1,029	1,343	1,634

Net cash flows from operating activities	(26,913)	(14,687)	(55,433)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from shareholder	(5,009)	13,165	9,489
Issuance of common stock	42,500	-	57,000

Net cash flows from financing activities	37,491	13,165	66,489

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,578	(1,522)	11,056

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	478	2,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,056	$478	$11,056

See accompanying notes to Financial Statements.

Chatsworth Acquisitions II, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

2. Other Events

On December 26, 2007, Chatsworth Acquisitions II, Inc. (the “Company”) sold 1,000,000 shares of its common stock, par value $.001 per share (the “Common Stock”), for proceeds equal to $30,000 in a private placement offering to accredited investors.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 (inception) to December 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended December 31, 2007.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 26, 2007, the Company commenced a private placement (the “Offering”) of shares (the “Shares”) of its common stock, par value $.001 per share (the “Common Stock”) on a best efforts basis with expected gross proceeds of up to $30,000. The Company offered up to 400 investment units (the “Units”), each Unit consisting of 2,500 Shares at a per Unit price of $75.00.

On December 26, 2007, the Company closed on the sale of the 400 Units or 1,000,000 Shares for proceeds equal to $30,000. The Shares were issued and sold to accredited investors under an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and any purchasers are prohibited from offering or selling the Shares purchased in the Offering in the absence of an effective registration statement or an applicable exemption from registration requirements. The Company sold these Shares under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

The Company plans to use the net proceeds of the Offering as working capital. The Company completed the Offering in order to increase the number of stockholders in the Company so that the Company is more desirable as a public entity with which a private enterprise may wish to combine. In connection with the Offering, the Company has agreed, subject to certain terms and conditions, to file a registration statement under the Securities Act covering the resale of the Shares. As of the date of this report, there are 3,000,000 shares of Common Stock issued and outstanding.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

2

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2005.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007.

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

Date: March 17, 2008	CHATSWORTH ACQUISITIONS II, INC.

	By:	/s/ Deborah A. Salerno
Deborah A. Salerno
President

4